Form 10-K
period 2025-12-31
Idea Acquisition Corp.
filed 2026-03-31
CIK 2091176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43111

IDEA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Wilshire Boulevard, Suite 1604 Los Angeles, California 90017
(Address of principal executive offices)

Registrant’s telephone number, including area code: (202) 703-7948

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	IACOU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	IACO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	IACOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

The registrant was not a public company as of June 30, 2025 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2026, there were an aggregate of 43,750,000 ordinary shares of the registrant issued and outstanding, consisting of 35,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 8,750,000 Class B Ordinary Shares, par value $0.0001 per share.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	the adverse impacts that events outside of our control, such as increased geopolitical unrest and increased volatility in the debt and equity markets, may have on our ability to consummate an initial Business Combination;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds or funds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares (as defined below) will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders (as defined below) do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote, and we may not need any Public Shares (as defined below) in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination.
●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.
●	The requirement that we complete our initial Business Combination within the duration of the Completion Window (as defined below) may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
●	Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia.
●	If we seek shareholder approval of our initial Business Combination, our Sponsor (as defined below), initial shareholders, directors, officers, and their affiliates may elect to purchase shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our ordinary shares to materially decline.
●	The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.
●	You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”).
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the net proceeds of the IPO and the sale of the Private Placement Warrants (each as defined below) not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.
●	Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our Business Combination, and such reincorporation may result in taxes imposed on shareholders or warrant holders.
●	The Excise Tax (as defined below) could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be more competition for attractive targets or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.
●	Transactions in connection with or in anticipation of our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain.

Part I

Item 1. Business

References in this Form 10-K to “we,” “us,” “our” or the “Company” refer to Idea Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors.

Introduction

We are a blank check company incorporated on September 18, 2025 as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have 24 months from the closing of our initial public offering (“IPO” or “Initial Public Offering”), or until such earlier liquidation date as our board of directors may approve (the “Completion Window”), to complete our initial Business Combination.

We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We may pursue an initial Business Combination in any business or industry, but expect to target opportunities and companies that are operating at the infrastructure layer of the blockchain and digital asset ecosystem. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

The registration statement for our IPO was declared effective on February 10, 2026. On February 12, 2026, we consummated the IPO of 35,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units being offered, the “Public Shares” or “Class A Ordinary Shares”) at $10.00 per Unit, generating gross proceeds of $350,000,000. Each Unit consists of one Class A Ordinary Share and one-third of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share.

Simultaneously with the closing of our IPO, we consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, in a private placement to the Company’s Sponsor, Idea Tender LLC, a Delaware limited liability company (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the IPO, and Odeon Capital Group, LLC (“Odeon”, and, together with Cantor, the “Underwriters”), generating gross proceeds of $9,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants, Cantor purchased 1,633,333 Private Placement Warrants and Odeon purchased 700,000 Private Placement Warrants.

Prior to the consummation of the IPO, on September 22, 2025, our Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in exchange for issuance of 10,062,500 Class B Ordinary Shares (the “Founder Shares”). On March 27, 2026, the Underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited by our Sponsor to us for cancellation for no consideration.

Following the closing of the IPO, on February 12, 2026, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account (the “Trust Account”) and can be held as cash or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within the Completion Window, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion

Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s Public Shareholders. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account at a bank.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial Business Combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Business Strategy

While we may pursue an initial Business Combination opportunity in any industry or sector, our primary focus is on identifying and acquiring a company operating in the software vertical that leverages large language models or other AI tools. We are particularly interested in companies that sit at the intersection of AI infrastructure and applied solutions. This includes AI software platforms, hosting infrastructure, applied consumer AI apps, model creators, and other foundational elements of AI transformation companies. We believe these areas represent the most durable value creation opportunities as enterprises seek to integrate AI into their core operations. Although we are not prescriptive on size, we expect our most likely targets to have enterprise values in excess of $1 billion.

We believe the global economy is undergoing a fundamental transformation in how labor, cognition, and creative work is conducted.

We intend to prioritize companies that not only provide AI applications but also create enabling platforms - those that can support third-party developers, plug into enterprise workflows, and extend the reach of AI models into regulated industries. By supporting such companies through capital markets access, we aim to accelerate their ability to scale and consolidate leadership positions.

This shift is driven by the deployment of AI computational power and the application of AI models in daily life. Our strategy centers on completing a Business Combination with a company that enables or extends this fundamental human shift and that desires access to the scale and capital that can be enabled by public markets. We intend to prioritize Business Combination targets that are developing applied AI systems that make it easier for people and organizations to interact with AI models that enable a wide range of practical uses for consumers or enterprises. We also intend to prioritize Business Combination targets that demonstrate the technical, operational, and governance maturity seen in leading AI enterprises such as Anthropic PBC and Thinking Machines Lab Inc., which are regarded as adhering to high operational and accounting standards comparable to those of established public companies.

Selection of a Target Business and Structuring of Our Initial Business Combination

The rules of Nasdaq and our amended and restated memorandum and articles of association require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes paid or payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. Our board of directors will make the determination as to the fair market value of our initial Business Combination. In the event that we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm, that our initial Business Combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, our initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination.

If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Consistent with our business strategy, we intend to focus on businesses that meet several or all of the following criteria:

●	Enterprise Focused: Companies enabling the discovery of novel LLM features for enterprises, including dedicated local tools, modular creative environments, AI development toolkits, hosting frameworks, or other orchestration services.
●	Usage and Adoption: Demonstrated traction through daily active users, model activity, revenue, and active capital deployment.
●	Revenue: Sustainable subscription-driven or enterprise revenue generation, including usage-based pricing, or infrastructure-as-a-service contracts.
●	Team Quality: Proven leadership in engineering, AI research, and industry development, with a demonstrated history of successful project execution, including contributions to open-source initiatives where applicable.
●	Public-Market Fit: Clear rationale for operating as a public company, such as strategic roll-up potential, institutional onboarding, or global compliance readiness.
●	Moats and Governance: Companies that have (i) established defensible moats, such as proprietary datasets, differentiated intellectual property, or strong developer ecosystems, and (ii) responsible AI governance, including risk frameworks and compliance practices consistent with leading AI enterprises.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, guidelines and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation materials or tender offer documents, as applicable, that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the initial Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities). In the event that we seek to complete our Initial Business Combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own Founder Shares and Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Completion Window, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that such duties or obligations will materially affect our ability to complete our initial Business Combination.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the initial Business Combination, or whether they do not vote or abstain from voting on the initial Business Combination, or whether they were a shareholder on the record date for the shareholder meeting held to approve the initial Business Combination. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company and any transactions where we issue more than 20% of our issued and outstanding Class A Ordinary Shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers, directors and other initial shareholders will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers, directors and other initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require the approval of a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. Each

Public Shareholder may elect to redeem their Public Shares irrespective of whether they do not vote or abstain from voting on the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares.

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial Business Combination, all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the Underwriters. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our Sponsor, officers, directors and other initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination or an earlier redemption in connection with the commencement of the consummation of the initial Business Combination if we determine it is desirable to facilitate the completion of the initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following the consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial shareholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, officers, directors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Our Sponsor, initial shareholders, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers and their affiliates were to purchase Public Shares or warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers and their affiliates may purchase Public Shares or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers or their affiliates were to purchase Public Shares or warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers or their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, initial shareholders, directors, officers or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers or their affiliates, along with the purchase price;
●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers or their affiliates;
●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers or their affiliates on the likelihood that the Business Combination transaction will be approved;
●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers or their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Item 1A. Risk Factors - If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, executive officers and their affiliates may elect to purchase shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.”

Notwithstanding the foregoing, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without our prior consent (the “Excess Shares”). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Public Shares, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of Public Shares if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the Completion Window to complete our initial Business Combination. If we are unable to complete our initial Business Combination within the Completion Window, we will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

Our Sponsor, officers, directors and other initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or management team acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares, and to liquidating distributions from assets outside the Trust Account, if we fail to complete our initial Business Combination within the allotted Completion Window.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares.

We expect that all costs and expenses associated with our liquidation, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,250,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with our liquidation, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the Underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes paid or payable and up to $100,000 of interests to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,250,000 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator, bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash in connection with the completion of our initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event that we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three officers: Trevor Harries-Jones, Ryan Shea and Nathan Clark. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us in writing at 1010 Wilshire Boulevard, Suite 1604, Los Angeles, California 90017 or by telephone at (202) 703-7948.

Emerging Growth Company, Smaller Reporting Company and Controlled Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if a majority of our Public Shareholders do not approve of the Business Combination we complete. Please see the risk factor entitled “ — Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination” for additional information.

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote, and we may not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time-to-time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, voting together as a single class. As a result, in addition to our initial shareholders’ Founder Shares, we would need 15,093,751, or 37.5%, of the 35,000,000 Public Shares sold in our IPO to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require the approval of a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, or by a unanimous written resolution passed in accordance with the Companies Act (As Revised) of the Cayman Islands, as amended from time to time (the “Companies Act”). Assuming all outstanding shares are voted at a special meeting of the Company, we will need 23,479,168, or 58.3%, of the 35,000,000 Public Shares sold in our IPO, in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a special meeting of the Company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial Business Combination.

Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable Business Combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial Business Combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “– Risks Relating to Our Securities – The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our ordinary shares to materially decline.”

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within the Completion Window. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a Business Combination may reduce the amount of time available for us to ultimately complete an initial Business Combination should such diligence or negotiations not lead to a consummated initial Business Combination.

We may engage our Underwriters or one of their affiliates to provide additional services to us after our IPO, which may include acting as M&A advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our Underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage our Underwriters or one of their affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such Underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The Underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial Business Combination. The Underwriters’ or their affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We may not be able to complete our initial Business Combination within the Completion Window, in which case we would redeem our Public Shares.

We may not be able to find a suitable target business and complete our initial Business Combination within the Completion Window. In recent years, a number of SPACs have liquidated due to an inability to complete an initial Business Combination within their allotted time periods. Furthermore, our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of geopolitical events such as the conflict between Russia and Ukraine and the war between Israel and Hamas. If we have not completed our initial Business Combination within such time period, we will: as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may only receive $10.00 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” for more information.

We may decide not to extend the term we have to consummate our initial Business Combination, in which case we would redeem our Public Shares, and the warrants may be worthless.

We have until the end of the Completion Window to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. However, we may decide not to seek to extend the date by which we must consummate our initial Business Combination. If we do not seek to extend the date by which we must consummate our initial Business Combination, and we are unable to consummate our initial Business Combination within the applicable time period, we will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 to pay liquidation expenses), divided by the number of issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers and their affiliates may elect to purchase shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers or their affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, executive officers or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, initial shareholders, directors, officers and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers and their affiliates were to purchase Public Shares or warrants from Public Shareholders after the announcement of our initial Business Combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers and their affiliates may purchase Public Shares or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, initial shareholders, directors, officers and their affiliates were to purchase Public Shares or warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers and their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers and their affiliates, along with the purchase price;
●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers and their affiliates;
●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers and their affiliates on the likelihood that the Business Combination transaction will be approved;
●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers and their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy materials or tender offer documents, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete one or more initial Business Combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our respective Business Combinations than do companies subject to Rule 419.

Moreover, if the IPO had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the then outstanding Excess Shares without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

As of December 31, 2025, $0.00 was available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the Completion Window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate.

Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercisability and exercise price. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the Underwriters will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our

Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per Public Share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by applicable law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy, insolvency or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our dissolution may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with an amendment of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we have not consummated our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Completion Window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of an “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above (U.S. government securities or money market funds registered under the Investment Company Act), such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, nevertheless, there is a risk that we could be deemed an unregistered investment company and subject to the Investment Company Act at any time.

In the adopting release for the SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind-down and abandon our efforts to complete a Business Combination and instead liquidate the Trust Account. As a result, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders and would be unable to realize the potential benefits of an initial Business Combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our dissolution. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or dissolution of the Company.

We hold the funds in the Trust Account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or dissolution of the Company. Following such dissolution, the rate of interest we receive on the funds held in the Trust Account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any (excluding any Excise Tax, or similar tax, imposed on us) and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or dissolution of the Company.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, may lead to increased volume and price volatility for publicly traded securities or could adversely affect our search for an initial Business Combination by adversely affecting the operations or financial condition of potential target companies, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination may be materially adversely affected.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act (As Revised) of the Cayman Islands, as amended from time to time (the “Companies Act”) for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A Ordinary Shares, our Public Shareholders will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. Our amended and restated memorandum and articles of association prohibit us from effectuating a Business Combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-Business Combination. There are no assurances that the target business with which we consummate our initial Business Combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target.

Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the Completion Window, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

We may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of the date of this Form 10-K, there are 35,000,000 Class A Ordinary Shares, 8,750,000 Class B Ordinary Shares, and 17,666,667 warrants outstanding.

The Class B Ordinary Shares are automatically convertible into Class A Ordinary Shares (which such Class A Ordinary Shares issued upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) immediately prior to, concurrently with or immediately following the consummation of our initial Business Combination or at any time prior thereto at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. Such issuance of additional ordinary or preference shares could involve costs to us and our shareholders that would not otherwise be incurred in a traditional initial public offering, including but not limited to:

●	significant dilution of the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;
●	subordination of the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	additional costs involved in registering the resale of the securities being sold in any PIPE transactions and potential additional downward pressure on our share price due to the ability of investors in such PIPE transactions being able to sell their securities after registration;
●	potential change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	potential delaying or preventing of a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	adverse impact on prevailing market prices for our Units, Class A Ordinary Shares and/or warrants.

In addition, issuances of additional ordinary or preference shares may not result in adjustment to the exercise price of our warrants. Such issuances may be structured in a way intended to provide a return on investment to the investors in return for funds facilitating the completion of the Business Combination or providing additional liquidity to the post-Business Combination entity.

We may issue shares to investors in connection with our initial Business Combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial Business Combination and provide sufficient liquidity and capital to the post-Business Combination entity. The price of the shares so issued in connection with an initial Business Combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which the post-Business Combination company issues such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial Business Combination. We or the post-Business Combination company may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial Business Combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination within the Completion Window, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, its managing members, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described in the registration statement for our IPO under “Management - Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Business - Effecting our Initial Business Combination - Selection of a Target Business and Structuring of Our Initial Business Combination” elsewhere in this Form 10-K and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities), potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, certain of our officers and directors, any other holder of our Founder Shares, and the Underwriters may lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they have acquired, or may in the future acquire, if any), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On September 22, 2025, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain of our offering costs in exchange for 10,062,500 Founder Shares. On March 27, 2026, the Underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited by our Sponsor to us for cancellation for no consideration.

In addition, our Sponsor and the Underwriters purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $9,000,000, or $1.50 per warrant. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 3,666,667 Private Placement Warrants, Cantor purchased 1,633,333 Private Placement Warrants and Odeon purchased 700,000 Private Placement Warrants. The Private Placement Warrants will be worthless if we do not complete our initial Business Combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Completion Window nears, which is the deadline for our completion of an initial Business Combination.

The non-managing Sponsor investors are not required to (i) hold any Units, Class A Ordinary Shares or Public Warrants they purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of our initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial Business Combination. The non-managing Sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A Ordinary Shares underlying the units they may purchase in the initial offering as the rights afforded to our other Public Shareholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We will likely effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders or warrant holders, as applicable, may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to acquire the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires the approval of a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, with respect to the appointment or removal of directors or continuing the Company outside of the Cayman Islands, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any Private Placement Warrants or working capital warrants), 50% of the then outstanding Private Placement Warrants (including, the vote or written consent of the Underwriters). In addition, our amended and restated memorandum and articles of association requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. Many SPACs have faced delisting of their securities following redemptions of shares by public shareholders in connection with proposed amendments to their corporate charters since, after redeeming a large number of publicly held shares, they no longer meet the continued listing requirements of the stock exchange. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement filed in connection with our IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the IPO and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the Company in a jurisdiction outside the Cayman Islands, which require the approval of a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company) may be amended if approved by special resolution under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. Our initial shareholders, who beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our initial shareholders will control the appointment of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our initial shareholders. In addition, the Founder Shares, all of which are held by our initial shareholders, will entitle the holders to appoint all of our directors prior to the consummation of our initial Business Combination. Holders of our Public Shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). In addition, our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial Business Combination or any influence over our continuation to a jurisdiction outside the Cayman Islands prior to our initial Business Combination. If our initial shareholders purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. In addition, since only holders of our Class B Ordinary Shares will have the right to vote on directors prior to our initial Business Combination, our initial shareholders will continue to exert control at least until the completion of our initial Business Combination.

We may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial Business Combination, impose conditions with respect to such initial Business Combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial Business Combination, we will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be more competition for attractive targets or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account can be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our Trust Account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial Business Combination meeting certain financial significance tests include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, generally accepted accounting principles in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2027. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any securityholders who choose to remain securityholders following the Business Combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The departure of an acquisition candidate’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following the Business Combination could suffer a reduction in the value of their shares. Such securityholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Transactions in connection with or in anticipation of our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure the transactions in connection with our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or in connection with our initial Business Combination and subject to any requisite shareholder approval, we may: enter into one or more transactions that require or structure our Business Combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes or otherwise increase their tax burden; effect a Business Combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our Business Combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares or warrants received.

In addition, we will likely effect a Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas market;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, widespread health emergencies and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our Business Combination, and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial Business Combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Ordinary Shares will be entitled to vote prior to our initial Business Combination), reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A Ordinary Shares or warrants after the reincorporation.

In particular, although we may attempt to structure any change in our jurisdiction of incorporation (if any) in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrant holders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrant holders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or warrants for our successor’s shares or warrants, and such taxes may be substantial. For a more detailed discussion of the PFIC rules and the related tax considerations for U.S. investors, see the section of the IPO registration statement captioned “Certain Income Tax Considerations - Material United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.”

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to non-U.S. Holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific Business Combination but not complete that Business Combination for any number of reasons. If we are unable to consummate a Business Combination with a specific Business Combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrant holders, particularly if we subsequently pursue a Business Combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be as competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial Business Combination could be more complex, or it may be more difficult to structure such an initial Business Combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a Business Combination with a U.S. target company but ultimately effect our initial Business Combination with a non-U.S. target company. In such a case, we may be unable to structure our initial Business Combination in a tax-deferred manner, and our shareholders and/or warrant holders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial Business Combination. In addition, the initial Business Combination may result in tax inefficiencies for the post-Business Combination entity, including that, if the post-Business Combination entity is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-Business Combination entity and for our shareholders and/or warrant holders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrant holders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial Business Combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial Business Combination. All investors considering an investment in our securities are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Risks Relating to our Sponsor and Management Team

A change of ownership or control of our Sponsor could adversely affect our ability to consummate our initial Business Combination.

There are no restrictions on our Sponsor’s managing members’ ability to transfer equity interests in our Sponsor held by the respective managing member or otherwise consent to a transfer of such equity interests by another member of our Sponsor. Transfers of equity interests in the Sponsor or its direct or indirect parent entities may result in a change of ownership or control of our Sponsor. Such change of ownership or control of our Sponsor could adversely affect our ability to consummate our initial Business Combination, as there can be no assurances that a new sponsor will possess the requisite skills, investor relationships and expertise to select an appropriate target business, obtain the necessary financing and consummate the initial Business Combination.

We are dependent upon our executive officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers, directors and the members of our advisory board. We believe that our success depends on the continued service of our officers, directors and the members of our advisory board, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and, as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. In our discussions with any potential targets, our management team and our Sponsor will ensure that the target has a clear understanding that it will transact with us and with no other special purpose acquisition company that may be sponsored by our management team. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our Sponsor, its managing members, and our officers and directors are, and in the future may become, affiliated with such entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. Our Sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a Business Combination and the order in which they pursue Business Combinations for any of their existing or future blank check companies. As a result, our Sponsor, officers and directors may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier. Our officers and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. In addition, certain of our officers and directors are members of our Sponsor and own membership interests of our Sponsor. The remaining membership interests are held by third party investors that are not affiliated with members of our management. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our Company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business. In our discussions with any potential targets, our management team and our Sponsor will ensure that the target has a clear understanding that it will transact with us and with no other special purpose acquisition company that may be sponsored by our management team.

Certain of our officers and directors are officers and directors of Meshflow Acquisition Corp., a special purpose acquisition company. In addition, our Sponsor and our officers and directors have sponsored, and in the future may sponsor or form, other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company, including Meshflow Acquisition Corp., or business or investment venture with which they may become involved. Our Sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which special purpose acquisition company or business or investment venture with which they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future special purpose acquisition companies or other business or investment ventures. There are no contractual obligations governing the allocation of opportunities among such special purpose acquisition companies, businesses or ventures. Although we expect that priority will generally be given to an earlier-formed special purpose acquisition company than one formed subsequently until the earlier-formed special purpose acquisition company has completed its initial business combination or has entered into a contractual agreement that would restrict its ability to engage in material discussions regarding a potential initial business combination, any determination as to which special purpose acquisition company will pursue a particular target will be made based on the circumstances of the particular situation, including, but not limited to, the relative sizes of the special purpose acquisition companies compared to the sizes of the targets, the need or desire for additional financings, the relevant experience of the directors and officers involved with a particular special purpose company and the requirements of the target.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. In our post-IPO discussions with any potential targets, our management team and our Sponsor will ensure that the target has a clear understanding that it will transact with us and with no other special purpose acquisition company that may be sponsored by our management team.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Cayman Islands law and claims against such individuals may arise for a breach of such duties. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, or the subject of related negative reporting, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become, involved in litigation, investigations or other proceedings, or the subject of related negative reporting, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations, proceedings or negative reporting may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may, lead to media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial Business Combination and may have an adverse effect on the price of our securities.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they have acquired, or may in the future acquire, if any), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On September 22, 2025, our Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of our expenses, for which we issued 10,062,500 Founder Shares to our Sponsor. On March 27, 2026, the Underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited by our Sponsor to us for cancellation for no consideration.

In addition, our Sponsor and the Underwriters purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $9,000,000, or $1.50 per warrant. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 3,666,667 Private Placement Warrants, Cantor purchased 1,633,333 Private Placement Warrants and Odeon purchased 700,000 Private Placement Warrants. The Private Placement Warrants will be worthless if we do not complete our initial Business Combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Completion Window nears, which is the deadline for our completion of an initial Business Combination.

The non-managing Sponsor investors are not required to (i) hold any Units, Class A Ordinary Shares or Public Warrants they purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of our initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial Business Combination. The non-managing Sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A Ordinary Shares underlying the Units they may have purchased in the IPO as the rights afforded to our other Public Shareholders.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Completion Window, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within the Completion Window for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Shareholders may be forced to wait beyond the Completion Window before they receive funds from our Trust Account. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A Ordinary Shares and Public Warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, they qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our ordinary shares to materially decline.

Prior to our IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.002 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into Public Shares.

The following table shows the Public Shareholders’ and our Sponsor’s investment per share and how these compare to the implied value of one Class A Ordinary Share upon the completion of our initial Business Combination. The following table assumes that (i) our valuation is $336,000,000 (which is the amount we would have in the Trust Account for our initial Business Combination following payment of the maximum deferred underwriting commissions), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our initial Business Combination and (iv) all Founder Shares are held by our initial shareholders upon completion of our initial Business Combination, and does not take into account other potential impacts on our valuation at the time of the initial Business Combination, such as (i) the value of our public and Private Placement Warrants, (ii) the trading price of our Class A Ordinary Shares, (iii) the initial Business Combination transaction costs (other than the payment of up to $14,000,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public Shares:	35,000,000
Founder Shares:	8,750,000
Total shares:	43,750,000
Total funds in trust available for initial Business Combination (after payment of deferred underwriting commissions):	$336,000,000
Public Shareholders’ investment per Class A Ordinary Share(1):	$10.00
Sponsor’s investment per Class B Ordinary Share(2):	$0.63
Initial implied value per Public Share:	$10.00
Implied value per share upon consummation of initial Business Combination(3):	$7.68
(1)	While the Public Shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.
(2)	The total investment of the Sponsor in the equity of the Company, inclusive of the purchase of Founder Shares totaling $25,000 and the Sponsor’s $5,500,000 investment in the Private Placement Warrants, is $5,525,000.
(3)	All Founder Shares would automatically convert into Class A Ordinary Shares upon completion of our Initial Business Combination, or at any time prior thereto at the option of the holders thereof, on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 “Description of Securities” to this Form 10-K.

Based on these assumptions, each Class A Ordinary Share would have an implied value of $7.68 per share upon completion of our initial Business Combination, representing an approximately 23.2% decrease from the initial implied value of $10.00 per Public Share. While the implied value of $7.68 per Class A Ordinary Share upon completion of our initial Business Combination would represent a dilution to our Public Shareholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each Founder Share. At $7.68 per Class A Ordinary Share, the 8,750,000 Class A Ordinary Shares that the Sponsor would own upon completion of our initial Business Combination (after automatic conversion of the 8,750,000 Founder Shares) would have an aggregate implied value of approximately $67,200,000. As a result, even if the trading price of our Class A Ordinary Shares significantly declines, the value of the Founder Shares held by our Sponsor will be significantly greater than the amount our initial shareholders paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our Company even if the trading price of our Class A Ordinary Shares after the initial Business Combination is as low as $0.63 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A Ordinary Shares even if the trading price of our Class A Ordinary Shares declines after we complete our initial Business Combination. Our Sponsor may therefore be economically incentivized to complete an initial Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination and would become exacerbated to the extent that Public Shareholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A Ordinary Shares.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per Public Share.

As a result of the IPO, our Sponsor has invested in us an aggregate of $5,525,000, comprised of the $25,000 purchase price for the Founder Shares and the $5,500,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per Public Share upon consummation of our initial Business Combination, the 8,750,000 Founder Shares would have an aggregate implied value of $87,500,000. Even if the trading price of our ordinary shares were as low as $0.63 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would be equal to our Sponsor’s aggregate initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, members of our management team, who own interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Appleby (Cayman) Ltd., our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands are the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

Economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS)

initiative as to offshore structures engaged in certain activities which attract profits without real economic activity. The International Tax Co-operation (Economic Substance) Act, (As Revised) (the “Economic Substance Act”) contains economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activities”. As we are a Cayman Islands company, our compliance obligations will include filing an annual notification, which need to state whether we are carrying out any relevant activities and if so, whether we have satisfied economic substance tests to the extent required under the Economic Substance Act. If the Cayman Islands Tax Information Authority determines that the Company or any of its Cayman Islands subsidiaries has failed to meet the requirements imposed by the Economic Substance Act, the Company may face significant financial penalties, restriction on the regulation of its business activities and/or may be struck off as a registered entity in the Cayman Islands.

As it is still a relatively new regime, it is anticipated that the Economic Substance Act and associated guidance will evolve and may be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these developments, and may have to make changes to our operations in order to comply with all requirements under the Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Economic Substance Act.

In addition, in order to comply with legislation, regulations and guidance aimed at the prevention of money laundering, terrorist financing and proliferation financing, and sanctions legislation, the Company may be required to adopt and maintain anti-money laundering procedures, and may require subscribers and their beneficial owners, controllers or authorized persons (where applicable) (“Related Persons”) to provide evidence to verify their identity. Where permitted, and subject to certain conditions, the Company may also rely on, or delegate to, a suitable person the maintenance of our anti-money laundering procedures (including the acquisition of due diligence information).

The Company reserves the right to request such information as is necessary to verify the identity of a subscriber or their Related Persons. In the event of delay or failure on the part of the subscriber in producing any information required for verification purposes, we may refuse to accept the application, in which case any funds received will be returned without interest to the account from which they were originally debited.

The Company also reserves the right to refuse to make any redemption payment to a shareholder if directors or officers suspect or are advised that the payment of redemption proceeds to such shareholder might result in a breach of applicable anti-money laundering, sanctions or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure compliance with any such laws or regulations in any applicable jurisdiction.

If any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the

Proceeds of Crime Act (As Revised) of the Cayman Islands, if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property.

The U.S. federal income tax consequences to a shareholder of a redemption of Class A Ordinary Shares will depend on such investor’s particular facts and circumstances.

The U.S. federal income tax treatment of a redemption of Class A Ordinary Shares to a shareholder will depend on whether the redemption qualifies as a sale of such Class A Ordinary Shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A Ordinary Shares (including any shares constructively owned by the holder as a result of owning Private Placement Warrants or Public Warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A Ordinary Shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us. For more information about the U.S. federal income tax treatment of the redemption of Class A Ordinary Shares, see the sections entitled “Certain Income Tax Considerations - Material United States Federal Income Tax Considerations - U.S. Holders - Redemption of Class A Ordinary Shares” or “Certain Income Tax Considerations - Material United States Federal Income Tax Considerations - Non-U.S. Holders,” as applicable.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened, the number of Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable, provided that the approval by the holders of at least 50% of the then outstanding Public Warrants is required to make any such change. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or shares, shorten the exercise period, decrease the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per Class A Ordinary Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial

Business Combination, and (iii) the Market Value of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in Exhibit 4.5 “Description of Securities” to this Form 10-K will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described elsewhere in this Form 10-K) for any 20 trading days within a 30 trading-day period commencing at least 30 days after completion of our initial Business Combination and ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 11,666,667 of Class A Ordinary Shares in connection with the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 6,000,000 Private Placement Warrants, at $1.50 per warrant. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers or directors makes any working capital loans (as described below in “Item 13. Certain Relationships and Related Transactions, and Director Independence”), such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Holders of Class A Ordinary Shares will not be entitled to vote on continuing the Company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A Ordinary Shares, our Public Shareholders will not have the right to vote on the appointment of directors and continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). In addition, prior to our initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you will not have any say in the management of our company prior to the consummation of an initial Business Combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available.

If the issuance of the Class A Ordinary Shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A Ordinary Shares included in the Units.

We registered the Class A Ordinary Shares issuable upon exercise of the warrants in the registration statement for our IPO, because the warrants will become exercisable 30 days after the completion of our initial Business Combination, which may be within one year of the IPO. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial Business Combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of our IPO, or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption.

If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A Ordinary Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our Sponsor, Underwriters and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our Sponsor, the Underwriters and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such Units, shares, warrants or the Class A Ordinary Shares issuable upon exercise of such warrants and any other securities of the Company acquired by them prior to the consummation of our initial Business Combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial Business Combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO registration statement captioned “Certain Income Tax Considerations - Material United States Federal Income Tax Considerations - U.S Holders”) of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the IPO registration statement captioned “Certain Income Tax Considerations - Material United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine that we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election may be unavailable with respect to our warrants. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules in general, and in particular to our warrants. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the IPO registration statement captioned “Certain Income Tax Considerations - Material United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.”

The Excise Tax could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

The Inflation Reduction Act of 2022, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year (the “netting rule”). In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. In June of 2024, the Treasury and IRS issued final Treasury regulations on the reporting and payment of the Excise Tax. In November of 2025, the Treasury and IRS issued final Treasury regulations on the computation of the Excise Tax.

We are currently not a “covered corporation” for purposes of the Excise Tax. Accordingly, we generally would not be subject to the Excise Tax on a redemption of our stock in connection with the consummation of our initial Business Combination. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial Business Combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to the target business in connection with our initial Business Combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, we will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible Excise Tax or any other fees or taxes that may be levied on us on any redemptions or stock buybacks by us pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the Trust Account following our initial Business Combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30, in which case we would no longer be an emerging growth company as of December 31 in the same year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements so long as we qualify as a smaller reporting company.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

Item 2. Properties

Our executive offices are located at 1010 Wilshire Boulevard, Suite 1604, Los Angeles, California 90017. Our executive offices are provided to us by our Sponsor, and we have agreed to pay our Sponsor up to $20,000 per month during the Completion Window for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units are listed on The Nasdaq Global Market under the symbol “IACOU.” Our Class A Ordinary Shares and Public Warrants will be listed on The Nasdaq Global Market under the symbols “IACO” and “IACOW,” respectively, on or around April 3, 2026.

Holders

As of March 31, 2026, there was 1 holder of record of our Units, no holder of record of our Class A Ordinary Shares, 1 holder of record of our Class B Ordinary Shares, and 3 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial Business Combination. The payment of any cash dividends subsequent to an initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Offerings

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on September 18, 2025. We are formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We may pursue an initial Business Combination in any business or industry, but expect to target opportunities and companies that are operating in the software vertical that leverages large language models or other AI tools.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 18, 2025 (inception) through December 31, 2025, we had a net loss of $48,912, which consists of general and administrative costs.

Liquidity and Capital Resources

On February 12, 2026, we consummated the Initial Public Offering of 35,000,000 Units at $10.00 per Unit, generating gross proceeds of $350,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, in a private placement to the Sponsor and the Underwriters, generating gross proceeds of $9,000,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $350,000,000 was placed in the Trust Account. We incurred $21,662,847 in IPO related costs, consisting of $7,000,000 of cash underwriting fees, $14,000,000 of deferred underwriting fees, and $662,847 of other costs.

For the period from September 18, 2025 (inception) through December 31, 2025, cash used in operating activities was $0. Net loss of $48,912 was affected by the payment of general and administrative costs through promissory note of $17,420 and changes in accrued expenses of $31,492.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be converted into private placement warrants of the post-Business Combination entity, at a price of $1.50 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor up to $20,000 per month during the Completion Window for office space, secretarial and administrative services.

The Company agreed to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the IPO of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand.

Underwriting Agreement

The Underwriters received a cash underwriting discount of $0.20 per Unit sold in the IPO, or $7,000,000 in the aggregate. In addition, the Underwriters are entitled to a deferred underwriting fee of $0.40 per Unit sold in the IPO, or $14,000,000 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, but such $0.40 per Unit shall be due to the Underwriters solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

NAME	AGE	POSITION
Trevor Harries-Jones	52	Chief Executive Officer and Director
Ryan Shea	24	Chief Operating Officer and Director
Nathan Clark	46	Chief Financial Officer
Eugene “Rod” Roddenberry Jr.	51	Director
Jules Urbach	51	Director
Vinny Lingham	46	Director

Trevor Harries-Jones, 52, has served as our Chief Executive Officer and on our board of directors since September 2025. Mr. Harries-Jones is an experienced leader, with over 20 years of experience in the SaaS industry. Between May 2008 and March 2012, Mr. Harries-Jones served as the President and Chief Operating Officer at Yola, Inc., a website builder and website hosting company. Between March 2012 and October 2021, he served as its Chief Executive Officer. During his tenure, Mr. Harries-Jones was responsible for the overall management of Yola, Inc. and its operational and strategic goals. Since October 2021, Mr. Harries-Jones has served as the Chief Operating Officer of OTOY Inc., a cloud graphics company servicing the media and entertainment industries. As Chief Operating Officer, Mr. Harries-Jones oversees OTOY Inc.’s daily operations, facilitating the execution of OTOY Inc.’s strategic agenda. Since November 2022, Mr. Harries-Jones has served on the board of Render Network Foundation. Mr. Harries-Jones also served on the board of Yola, Inc. between May 2008 and April 2025. Mr. Harries-Jones is a graduate from the University of Cape Town, a Certified Public Accountant and a member of the South African Institute of Chartered Accountants. We believe Mr. Harries-Jones’ extensive experience in business strategy, corporate finance and the SaaS industry makes him well-qualified to serve on our board of directors.

Ryan Shea, 24, has served as our Chief Operating Officer and on our board of directors since September 2025. Early in his career, Mr. Shea gained experience in the blockchain ecosystem through positions at Radar Relay, an acquired decentralized exchange built on Ethereum, where he worked as a Research Analyst between October 2018 and October 2019. Between June 2019 and November 2022, Mr. Shea was Head of Special Projects at Solana Labs, where he focused on business development, product engineering, operations, and community development for the Solana protocol. During his tenure, Mr. Shea was instrumental in scaling the Solana protocol and ecosystem from before its initial launch well into its subsequent expansion. Since December 2022, Mr. Shea has served as Head of Product at Render Network Foundation. The Render Network, a leading decentralized computer network, was created in 2018 on Ethereum. Mr. Shea led Render’s upgrade process from Ethereum to the Solana network, and now is instrumental in its further expansion 138 into the AI market. Since October 2022, Mr. Shea has also served as the Chief Executive Officer of Nation Builders, Inc, a company that develops software tools for cryptocurrency enterprises. Since December 9, 2025, Mr. Shea has served as a member of the board of directors of Meshflow Acquisition Corp., a special purpose acquisition company. Mr. Shea is a graduate of Yale University. We believe Mr. Shea’s comprehensive experience in blockchain technology, demonstrated leadership in scaling technology platforms, and expertise in product development makes him well-qualified to serve on our board of directors.

Nathan Clark, 47, has served as our Chief Financial Officer since September 2025. Mr. Clark is an experienced finance professional who has held various leadership roles and is well versed in financial and SEC reporting; budgeting, forecasting and modeling; and auditing, internal control and compliance. Mr. Clark started his career at PricewaterhouseCoopers LLP, working as a Public Accounting associate between September 2001 and July 2004. Between July 2004 and March 2010, Mr. Clark worked at OpenTV (formerly Nasdaq:OPTV), an entertainment technology company, where he worked as Revenue Manager and Director of Finance. Following the acquisition of OpenTV by The Kudelski Group (SIX:KUD.S), he worked at Nagravision, a media and security technology division of the Kudelski Group, between March 2010 and April 2019, as Director of Finance Controlling. Between April 2019 and December 2019, Mr. Clark served as Director of Finance at Ondello Inc., a telehealth company. Mr. Clark then worked as an independent financial and accounting consultant between January 2020 and March 2021, before rejoining Ondello Inc. in March 2021 as Head of Finance. Mr. Clark is a graduate of the University of California, Santa Cruz and a Certified Public Accountant.

Eugene “Rod” Roddenberry Jr., 51, has served on our board of directors since February 10, 2026. Mr. Roddenberry has served as Chief Executive Officer of Roddenberry Entertainment, an entertainment production company, since 2001. In this capacity, Mr. Roddenberry oversees the development and production of multimedia science fiction properties spanning television, film, publishing, and digital media. Mr. Roddenberry is also an executive producer on multiple Star Trek television series, including Star Trek: Discovery, Star Trek: Picard, Star Trek: Strange New Worlds, Star Trek: Lower Decks, Star Trek: Prodigy, and the upcoming Star Trek: Starfleet Academy. Under Mr. Roddenberry’s leadership, Roddenberry Entertainment has expanded its portfolio to include graphic novels, comics, podcasts, and other media properties. We believe Mr. Roddenberry’s leadership experience and his proven track record in the entertainment industry make him well-qualified to serve on our board of directors.

Jules Urbach, 51, has served on our board of directors since February 10, 2026. Mr. Urbach has over 25 years of industry experience in computer graphics, streaming, and 3D rendering. Since May 2010, Mr. Urbach has served as the Chief Executive Officer and the sole director of OTOY Inc., a cloud graphics company servicing the media and entertainment industries. As Chief Executive Officer, Mr. Urbach sets the strategic vision of OTOY Inc. and is the chief architect of its technology roadmap. Mr. Urbach also serves as the Chief Executive Officer of other related enterprises, including LightStage, LLC, OTOY New Zealand Limited, OTOY Netherlands B.V., OTOY International SEZC (where he also serves as the Chairman of the board) and OTOY Entertainment Inc (where he also serves as the sole director). We believe Mr. Urbach’s extensive experience in the computer graphics, streaming and 3D rendering industries makes him well-qualified to serve on our board of directors.

Vinny Lingham, 46, has served on our board of directors since February 10, 2026. Mr. Lingham has extensive experience in the cryptocurrency and blockchain industries. Between December 2017 and January 2021, Mr. Lingham served as a General Partner at Multicoin Capital, a firm that invests in cryptocurrencies, tokens and blockchain companies. Since January 2016, Mr. Lingham has served as the Executive Chairman of Civic, an identity management company, which he also co-founded. Since January 2018, Mr. Lingham has served as the Chairman of Identity.com, a nonprofit that provides digital identity solutions for individuals and businesses. In addition, since March 2022, Mr. Lingham has served as the Chairman of Rumi.ai, an AI-driven platform that operates in the virtual meeting space. Mr. Lingham has a degree from the University of South Africa. We believe Mr. Lingham’s comprehensive experience in cryptocurrency, blockchains and decentralized technologies makes him well-qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Jules Urbach and Vinny Lingham, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Eugene “Rod” Roddenberry Jr., will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Trevor Harries-Jones and Ryan Shea, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Eugene “Rod” Roddenberry, Jules Urbach, and Vinny Lingham is an “independent director” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee will be available on our website, to the extent we maintain one.

Audit Committee

The members of our audit committee are Jules Urbach, Vinny Lingham and Eugene “Rod” Roddenberry Jr. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Jules Urbach, Vinny Lingham and Eugene “Rod” Roddenberry Jr. meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Jules Urbach serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Jules Urbach qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Vinny Lingham and Eugene “Rod” Roddenberry Jr. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Vinny Lingham and Eugene “Rod” Roddenberry Jr. is independent. Eugene “Rod” Roddenberry Jr. chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the payment of up to $20,000 per month to our Sponsor during the Completion for office space, secretarial and administrative services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that our independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Jules Urbach, Vinny Lingham and Eugene “Rod” Roddenberry Jr. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics, Insider Trading Policy and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Form 10-K. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors can be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website, to the extent we maintain one. The information to be included on our website, to the extent we maintain one, will not be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website, to the extent we maintain one, are intended to be inactive textual references only.

We have also adopted a policy regarding insider training and dissemination of inside information (the “Insider Trading Policy”) governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees as well as by the Company that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered. We pay our Sponsor up to $20,000 per month for office space, secretarial and administrative services to members of our management team until the consummation of our initial Business Combination. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of theirs, for services rendered prior to, or for any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be entitled to certain payments including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the Public Warrants or Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

We have based our calculation of the percentage of beneficial ownership on 35,000,000 Class A Ordinary Shares and 8,750,000 Class B Ordinary Shares issued and outstanding as of March 31, 2026.

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Shares
Directors and Officers
Trevor Harries-Jones(3)	—	—	8,750,000	100%	20%
Ryan Shea(3)	—	—	8,750,000	100%	20%
Nathan Clark	—	—	—	—	*
Eugene “Rod” Roddenberry Jr.	—	—	—	—	*
Jules Urbach	—	—	—	—	*
Vinny Lingham	—	—	—	—	*
All officers and directors as a group (6 individuals)	—	—	8,750,000	100%	20%
Five Percent Holders
Idea Tender LLC(3)	—	—	8,750,000	100%	20%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Idea Acquisition Corp., at 1010 Wilshire Boulevard Suite 1604, Los Angeles, California 9001.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment.
(3)	Idea Tender LLC is the record holder of the shares reported herein. Trevor Harries-Jones and Ryan Shea are the managing members of Idea Tender LLC and have voting and investment discretion over the securities held by Idea Tender LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On September 22, 2025, our Sponsor purchased an aggregate of 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On March 27, 2026, the Underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited by our Sponsor to us for cancellation for no consideration. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the IPO.

Private Placement Warrants

Our Sponsor and the Underwriters purchased an aggregate of 6,000,000 Private Placement Warrants for an aggregate purchase price of $9,000,000, or $1.50 per warrant, in a private placement that occurred simultaneously with the closing of the IPO. Of those

6,000,000 Private Placement Warrants, our Sponsor purchased 3,666,667 Private Placement Warrants, Cantor purchased 1,633,333 Private Placement Warrants and Oden purchased 700,000 Private Placement Warrants. The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by our Sponsor, the Underwriters or their respective permitted transferees, (i) may not (including the underlying securities), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) and are entitled to registration rights, and (iii) with respect to Private Placement Warrants held by the Underwriters and/or their respective designees, are not exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA Rule 5110(g)(8). A portion of the purchase price of the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account such that $350,000,000 is held in the Trust Account. If we do not complete our initial Business Combination within the Completion Window, the Private Placement Warrants will expire worthless. The Private Placement Warrants and Private Placement Warrants are subject to the transfer restrictions described above. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the units being sold in the IPO.

Administrative Services and Indemnification Agreement

We entered into an Administrative Services and Indemnification Agreement with our Sponsor in connection with the IPO. Pursuant to the terms of that agreement, we agreed to pay our Sponsor up to $20,000 per month during the Completion Window for office space, secretarial and administrative services provided to us and members of our management team. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination without shareholder approval. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Promissory Note

On September 22, 2025 the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of June 30, 2026, or the closing of the IPO. As of December 31, 2025, the Company had borrowed $183,439 under the Note. Borrowings under the promissory note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercisability and exercise price. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no borrowings under the working capital loans.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial Business Combination will be made using funds held outside the Trust Account.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy materials or tender offer documents, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer documents or at the time of a shareholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-Business Combination entity to determine executive and director compensation.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans), are entitled to registration rights pursuant to a registration rights agreement signed in connection with the IPO. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from September 18, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $25,480 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 financial statements included in this Form 10-K.

Audit-Related Fees. During the period from September 18, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from September 18, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from September 18, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 15. Exhibit Index

Number	Description
3.1

Amended and Restated Memorandum and Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-291010), filed with the SEC on January 6, 2026).

4.2

Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 the Registrant’s Registration Statement on Form S-1/A (File No. 333-291010), filed with the SEC on January 6, 2026).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-291010), filed with the SEC on October 22, 2025).
4.4

Warrant Agreement, dated February 10, 2026, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

4.5*	Description of Securities.
10.1

Letter Agreement, dated February 10, 2026, by and among the Registrant, Idea Tender LLC and each of the executive officers, directors and other initial shareholders of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.2

Investment Management Trust Agreement, dated February 10, 2026, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.3

Registration Rights Agreement, dated February 10, 2026, by and among the Registrant, Idea Tender LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.4

Private Placement Warrants Purchase Agreement, dated February 10, 2026, by and between the Registrant and Idea Tender LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.5

Private Placement Warrants Purchase Agreement, dated February 10, 2026, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.6

Private Placement Warrants Purchase Agreement, dated February 10, 2026, by and between the Registrant and Oden Capital Group, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.7

Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-291010), filed with the SEC on January 6, 2026).

10.8

Administrative Services and Indemnification Agreement, dated February 10, 2026, by and between the Registrant and Idea Tender LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.9

Promissory Note issued to Idea Tender LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-291010), filed with the SEC on October 22, 2025).

10.10

Securities Subscription Agreement between Idea Tender LLC and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-291010), filed with the SEC on October 22, 2025).

14.1

Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-291010), filed with the SEC on January 6, 2026).

19*	Insider Trading Policy.
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy relating to the recovery of erroneously awarded compensation.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith.

**Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEA ACQUISITION CORP.

	By:	/s/ Trevor Harries-Jones
	Name:	Trevor Harries-Jones
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 31, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Trevor Harries-Jones, Ryan Shea and Nathan Clark his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Trevor Harries-Jones	Chief Executive Officer and Director	March 31, 2026
Trevor Harries-Jones	(Principal Executive Officer)

/s/ Ryan Shea	Chief Operating Officer and Director	March 31, 2026
Ryan Shea

/s/ Nathan Clark	Chief Financial Officer	March 31, 2026
Nathan Clark	(Principal Financial and Accounting Officer)

/s/ Jules Urbach	Director	March 31, 2026
Jules Urbach

/s/ Eugene “Rod” Roddenberry Jr.	Director	March 31, 2026
Eugene “Rod” Roddenberry Jr.

/s/ Vinny Lingham	Director	March 31, 2026
Vinny Lingham

IDEA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idea Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Idea Acquisition Corp. (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholder’s deficit and cash flows for the period September 18, 2025 (inception) through December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash for the period September 18, 2025 (inception) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 31, 2026

PCAOB Number 100

IDEA ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets
Deferred offering costs	$341,043
Total Assets	$341,043

Liabilities and Shareholder’s Deficit
Liabilities
Current liabilities
Accrued expenses	$31,492
Accrued offering costs	150,024
Promissory note – related party	183,439
Total current liabilities	364,955
Total Liabilities	364,955

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 issued and outstanding(1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(48,912)
Total Shareholder’s Deficit	(23,912)
Total Liabilities and Shareholder’s Deficit	$341,043
(1)Includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On March 27, 2026, the underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited to the Company.

The accompanying notes are an integral part of the financial statements.

IDEA ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 18, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$48,912
Net loss	(48,912)

Basic and diluted weighted average Class B ordinary shares outstanding(1)	8,750,000
Basic and diluted net loss per Class B ordinary share	$(0.01)
(1)Excludes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On March 27, 2026, the underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited to the Company.

The accompanying notes are an integral part of the financial statements.

IDEA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM SEPTEMBER 18, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 18, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(48,912)	(48,912)
Balance at December 31, 2025	—	$—	10,062,500	$1,006	$23,994	$(48,912)	$(23,912)
(1)Includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On March 27, 2026, the underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited to the Company.

The accompanying notes are an integral part of these financial statements.

IDEA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 18, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(48,912)
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	17,420
Changes in operating assets and liabilities:
Accrued expenses	31,492
Net cash used in operating activities	―

Net Change in Cash	―
Cash – Beginning of period	—
Cash – End of period	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$150,024
Deferred offering costs paid through promissory note – related party	$166,019
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Idea Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on September 18, 2025. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 18, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2026. On February 12, 2026, the Company consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $350,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $9,000,000, of which $2,000,000 has not yet been received and is noted as a share subscription receivable on the Company’s balance sheet within equity section (see Note 5), in a private placement to Idea Tender LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, and Odeon Capital Group, LLC (“Odeon”). Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants and Cantor and Odeon purchased an aggregate of 2,333,333 Private Placement Warrants.

Transaction costs amounted to $21,662,847, consisting of $7,000,000 of cash underwriting fees, $14,000,000 of deferred underwriting fees, and $662,847 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on February 12, 2026, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, are held in a U.S.-based trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company, acting as trustee. The funds may only be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial

Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable, excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on the Company, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially $10.00 per Public Share.

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 5) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. As of December 31, 2025, the Company had no cash and had a working capital deficit of $364,955.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per Private Placement Warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has completed its Initial Public Offering on February 12, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. However, in connection with the sale of the Private Placement Warrants, the Sponsor expected to deposit $2,000,000 into the Company’s bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited into the Company’s bank account at such time and remained in the Sponsor’s bank account as of March 31, 2026. The Company has accounted for the amount due as a share subscription receivable within equity section of the Company’s balance sheet as of the Initial Public Offering closing date. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On February 12, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants (as described in Note 3) and Private Placement Warrants were charged to shareholder’s deficit as Public Warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average Class B ordinary shares were reduced for the effect of an aggregate of 1,312,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 7). As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and are accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering. As of December 31, 2025, there is no over-allotment option liability recognized in the Company’s balance sheet. On February 12, 2026, the Company recognized a total of $326,700 of over-allotment option liability. On March 27, 2026, the underwriters’ over-allotment option expired, the Company closed the $326,700 over-allotment option liability against accumulated deficit.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Share-based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”, guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on February 12, 2026, the Company sold 35,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $350,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustments (see Note 7). The Public Warrants will become exercisable 30 days after the completion of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor and Odeon purchased an aggregate of 6,000,000 Private Placement Warrants, at a purchase price of $1.50 per Private Placement Warrant, or $9,000,000 in the aggregate, in a private placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants and Cantor and Odeon purchased an aggregate of 2,333,333 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants will become exercisable 30 days after the completion of an initial Business Combination. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, subject to certain limited exceptions as described herein (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 22, 2025, the Sponsor was issued 10,062,500 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares include an aggregate of up to 1,312,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part within 45 days from the date of the Initial Public Offering, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On March 27, 2026, the underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited to the Company.

On February 10, 2026, the Sponsor granted membership interests in Idea Tender LLC equivalent to an aggregate of 2,100,000 Founder Shares and 879,997 Private Placement Warrants to the independent directors and officer of the Company. The independent directors were granted membership interests equivalent to an aggregate 2,000,000 Founder Shares and 838,093 Private Placement Warrants and the Chief Financial Officer was granted membership interests equivalent to an aggregate 100,000 Founder Shares and 41,904 Private Placement Warrants. The membership interests in Founder Shares and Private Placement Warrants granted to the independent directors and officer are within the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value on the assignment date. On February 10, 2026, the 2,100,000 Founder Shares have an aggregate fair value of $5,888,400, or $2.80 per share, and the 879,997 Private Placement Warrants have an aggregate fair value of $293,919, or $0.33 per Private Placement Warrant. The membership interests in Founder Shares have no service restrictions, thus, the total fair value of $6,182,319 was recorded as compensation expense on February 10, 2026, the grant date. The Company established the fair value of Founder Shares using a calculation prepared by a third-party valuation experts, which takes into consideration the following market assumptions: (i) implied share price of $9.88, (ii) risk-free rate of 3.65%, and (iii) probability of De-SPAC and market adjustment of 28.37%. The Company established the fair value of Private Placement Warrants using a calculation prepared by a third-party valuation experts, which were valued the same as the Public Warrants.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note - Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, the Company had borrowed $183,439 under the promissory note. On February 12, 2026, the Initial Public Offering closing date, the Company had borrowed an aggregate of $250,689, which remained outstanding and due on demand as of March 31, 2026. Borrowings under the promissory note are no longer available.

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on February 10, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. The Company agreed to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand. As of December 31, 2025, such arrangement had not been executed, and no amount has been incurred or accrued for these services in the Company’s balance sheet.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per Private Placement Warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short-from demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 5,250,000 Units to cover over-allotments, if any. On March 27, 2026, the underwriters’ over-allotment option expired for the 5,250,000 Units.

The underwriters are entitled to a cash underwriting discount of $7,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $14,000,000 in the aggregate, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of 0.0001 per share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of 0.0001 per share. As of December 31, 2025, there were 10,062,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,312,500 shares remain subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On March 27, 2026, the underwriters’ over-allotment option expired, resulting in 1,312,500 Founder Shares being forfeited to the Company.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Memorandum and Articles of Association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Memorandum and Articles of Association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Memorandum and Articles of Association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants – As of December 31, 2025, there were no Public Warrants and no Private Placement Warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrants will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering except that the Private Placement Warrants (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of an initial Business Combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) with respect to Private placement Warrants held by the underwriters and/or their designees, will not be exercisable more than five years from the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31,
2025
Deferred offering costs	$341,043

For the
Period from
September 18,
2025
(Inception)
through
December 31,
2025
General and administrative costs	$48,912

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 31, 2026, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company entered into an agreement with the Sponsor, commencing on February 10, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination.

On February 10, 2026, the Sponsor granted membership interests in Idea Tender LLC equivalent to an aggregate of 2,100,000 Founder Shares and 879,997 Private Placement Warrants to the independent directors and officer of the Company. The membership interests in Founder Shares have no service restrictions, thus, the total fair value of $6,182,319 was recorded as compensation expense on February 10, 2026.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2026. On February 12, 2026, the Company consummated the Initial Public Offering of 35,000,000 Units at $10.00 per Unit, generating gross proceeds of $350,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $9,000,000, of which $2,000,000 has not yet been received and is noted as a share subscription receivable on the Company’s balance sheet within equity section, in a private placement to the Sponsor and Cantor and Odeon.

Following the closing of the Initial Public Offering, on February 12, 2026, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, was held in a Trust Account.

On February 12, 2026, the underwriters were paid in cash an underwriting discount of $7,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering. Upon the consummation of the initial Business Combination, the Company will pay the underwriters a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $14,000,000 in the aggregate.

On March 27, 2026, the underwriters’ over-allotment option expired for the 5,250,000 Units, resulting in 1,312,500 Founder Shares being forfeited to the Company and the Company closed the $326,700 over-allotment option liability against accumulated deficit.