Form 10-Q
period 2026-03-31
Idea Acquisition Corp.
filed 2026-05-15
CIK 2091176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-43111

IDEA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Wilshire Boulevard, Suite 1604 Los Angeles, California 90017
(Address of principal executive offices)

(202) 703-7948

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	IACOU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IACO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IACOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2026, there were 35,000,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 8,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IDEA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IDEA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$18,551	$—
Prepaid insurance	110,075	—
Total Current Assets	128,626	—

Deferred offering costs	—	341,043
Long term prepaid insurance	91,729	—
Cash and marketable securities held in Trust Account	351,589,271	—
TOTAL ASSETS	$351,809,626	$341,043

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$70,767	$31,492
Accrued offering costs	75,000	150,024
Promissory note – related party	250,689	183,439
Total Current Liabilities	396,456	364,955
Deferred underwriting fee payable	14,000,000	—
Total Liabilities	14,396,456	364,955

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 35,000,000 shares and no shares at a redemption value of $10.05 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	351,589,271	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 35,000,000 shares and no shares subject to possible redemption as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,750,000 and 10,062,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively(1)	874	1,006
Share subscription receivable	(1,346,926)	—
Additional paid-in capital	—	23,994
Accumulated deficit	(12,830,049)	(48,912)
Total Shareholders’ Deficit	(14,176,101)	(23,912)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$351,809,626	$341,043
(1)Includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. On March 27, 2026, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 1,312,500 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDEA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$142,416
Loss from operations	(142,416)

Other income (expense):
Change in overallotment liability	326,700
Share based Compensation Expense	(6,182,319)
Interest earned on marketable securities held in Trust Account	1,589,271
Total other income, net	(4,266,348)

Net loss	$(4,408,764)

Weighted average shares outstanding, Class A redeemable ordinary shares	18,277,778

Basic and diluted net income per share, Class A redeemable ordinary shares	$(0.16)

Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	10,004,167

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.16)
(1)Includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. On March 27, 2026, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 1,312,500 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDEA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Stock Subscription	Additional		Total
	Ordinary Shares		Ordinary Shares		Receivable from	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Stockholder	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	10,062,500	$1,006	$—	$23,994	$(48,912)	$(23,912)
Sale of 2,000,000 Private Placement Warrants	—	—	—	—	(2,000,000)	9,000,000	—	7,000,000
Fair value of Public Warrants at issuance	—	—	—	—	—	3,885,000	—	3,885,000
Allocated value of transaction costs to Class A shares	—	—	—	—	—	(277,096)	—	(277,096)
Share based compensation expenses	—	—	—	—	—	6,182,319	—	6,182,319
Payment of operation expenses from the Stock subscription	—	—	—	—	653,074	—	—	653,074
Forfeiture of Founder Shares	—	—	(1,312,500)	(132)	—	132	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(18,814,349)	(8,372,373)	(27,186,722)
Net loss	—	—	—	—	—	—	(4,408,764)	(4,408,764)
Balance – March 31, 2026 (unaudited)	—	$—	8,750,000	$874	$(1,346,926)	$—	$(12,830,049)	$(14,176,101)
(1)Includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. On March 27, 2026, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of 1,312,500 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDEA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(4,408,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,589,271)
Share based compensation expense	6,182,319
Change in fair value of Overallotment liability	(326,700)
Changes in operating assets and liabilities:
Prepaid expenses	(18,551)
Prepaid insurance	(201,803)
Accrued expenses	39,275
Net cash used in operating activities	(323,495)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,000,000
Proceeds from sale of Private Placements Warrants, including amounts paid by Sponsor on behalf of the Company.	7,653,074
Payment of offering costs at the closing of IPO	(329,579)
Net cash provided by financing activities	350,323,495

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Offering costs paid through promissory note – related party	$67,250
Par value of forfeited Founder Shares	$132
Deferred underwriting fee payable	$14,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Idea Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on September 18, 2025. The Company was formed for the purpose of effecting a merger, amalgamation share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company may pursue an initial Business Combination in any business or industry, but expects to target opportunities and companies operating in the software vertical that leverages large language models or other artificial intelligence tools. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 18, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering were declared effective on February 10, 2026. On February 12, 2026, the Company consummated the Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $350,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Idea Tender LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, and Odeon Capital Group, LLC (“Odeon” and together with the Representative, the “Underwriters”), generating gross proceeds of $9,000,000, of which $2,000,000 has not yet been received and is noted as a share subscription receivable on the balance sheet within equity (see Note 5). Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants and the Underwriters purchased an aggregate of 2,333,333 Private Placement Warrants.

Transaction costs amounted to $21,662,847, consisting of $7,000,000 of cash underwriting fee, $14,000,000 of deferred underwriting fee, and $662,847 of other offering costs.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on February 12, 2026 an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants was placed in the Trust Account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (x) by such earlier liquidation date as our board of directors may approve (y) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable, excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on us, if any), divided by the number of then outstanding Public Shares, subject to certain limitations.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 10, 2026, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 5) and any Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and any Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote the Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 20, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to February 12, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. As of March 31, 2026, the Company had no cash and had a working capital deficit of $267,830, and had $1,346,926 in share subscription receivable within equity in connection with the sale of the Private Placement Warrants.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts at that time. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the Completion Window, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into Private Placement Warrants of the post-Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding. The Company has established an operating bank account; however, the cash balance in the account was $0 as of March 31, 2026. Certain operating and offering expenses were paid on behalf of the Company by the Sponsor and reduced the stock subscription receivable balance. Management believes the remaining stock subscription receivable balance is fully collectible as of March 31, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company

As an “emerging growth company”, as defined in Section 2(a) of the Securities Act and as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $351,589,271, were held in cash. There were no assets held in the Trust Account as of December 31, 2025.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants (as described in Note 3) and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and are accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement to the Sponsor and the Underwriters in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to Public Warrants	(3,885,000)
Proceeds allocated to over-allotment	(326,700)
Public Shares issuance costs	(21,385,751)
Plus:
Remeasurement of carrying value to redemption value	27,186,722
Class A ordinary shares subject to possible redemption, March 31, 2026	$351,589,271

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Certain of its Class A ordinary shares are redeemable and certain of its Class A ordinary shares are non-redeemable. Income and losses are shared pro rata between its Class A redeemable shares and its Class A and Class B non-redeemable shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net loss per ordinary share is calculated by dividing the net loss by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2026
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(2,849,253)	$(1,559,511)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,277,778	10,004,167
Basic and diluted net loss per ordinary share	$(0.16)	$(0.16)

Share-based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. Share-based compensation expense is recognized over the requisite service period, which is generally the vesting period, unless the awards are fully vested upon grant. For awards that are fully vested and not subject to future service or performance conditions, compensation expense is recognized immediately on the grant date. If vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on February 12, 2026, the Company sold 35,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $350,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on February 12, 2026, the Sponsor and the Underwriters purchased in a private placement an aggregate of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $9,000,000, of which $2,000,000 has not yet been received and is noted as a share subscription receivable on the balance sheet within equity (see Note 5). Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants and the Underwriters purchased an aggregate of 2,333,333 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 22, 2025, the Sponsor was issued 10,062,500 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 1,312,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the Underwriters’ over-allotment option was not exercised in full or in part. The Underwriters did not exercise their over-allotment option in full or in part. As a result, on March 27, 2026, the Sponsor forfeited, at no cost, 1,312,500 Class B ordinary shares to the Company.

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

Share Based Compensation

On February 10, 2026, the Sponsor granted membership interests in Idea Tender LLC equivalent to an aggregate of 2,100,000 Founder Shares and 879,997 Private Placement Warrants to certain independent directors and an officer of the Company. The independent directors received membership interests equivalent to 2,000,000 Founder Shares and 838,093 Private Placement Warrants, and the Chief Financial Officer received membership interests equivalent to 100,000 Founder Shares and 41,904 Private Placement Warrants.

The awards are within the scope of ASC 718 and were determined to be equity-classified awards. Accordingly, the awards were measured at their grant-date fair value and will not be subsequently remeasured.

The grant-date fair value of the Founder Shares was determined using a third-party valuation model that considered, among other assumptions, (i) an implied share price of $9.88, (ii) a risk-free interest rate of 3.65%, and (iii) a probability-weighted de-SPAC and market adjustment factor of 28.37%. The grant-date fair value of the Private Placement Warrants was based on the fair value of the Public Warrants, as further described in Note 8.

On the grant date, the Founder Shares had an aggregate fair value of approximately $5.9 million, or $2.80 per share, and the Private Placement Warrants had an aggregate fair value of approximately $0.3 million, or $0.33 per warrant.

Because the Founder Shares were fully vested upon grant and not subject to any future service or performance conditions, the Company recognized the full fair value of the Founder Shares as share-based compensation expense on February 10, 2026.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Promissory Note - Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. The Company had borrowed $250,689 under the promissory note which is still outstanding at March 31, 2026 and is due on demand. Borrowings under the promissory note are no longer available.

Share Subscription Receivable

On February 12, 2026, in connection with the sale of the Private Placement Warrants, the Sponsor should have deposited $2,000,000 into the Company’s bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited on the expected date, and the Company has accounted for the amount due as a share subscription receivable within equity. Certain operating and offering expenses paid by the Sponsor on behalf of the Company reduced the outstanding share subscription receivable balance. As of March 31, 2026, there were $1,346,926 remaining in the accompanying condensed balance sheet.

Administrative Services and Indemnification Agreement

Commencing on February 10, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, secretarial and administrative services provided to members of the management team. These monthly fees will cease upon the earlier of the completion of the initial Business Combination or the liquidation of the Company. As of March 31, 2026, the Company incurred $32,857 of administrative services fees which was included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay such loaned amounts. In the event that initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete an initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, the Underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 5,250,000 Units to cover over-allotments. The Underwriters did not exercise their over-allotment option in full or in part. As a result, on March 27, 2026, the Sponsor forfeited, at not cost, 1,312,500 Class B ordinary shares to the Company.

The Underwriters received a cash underwriting discount of $7,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of 0.0001 per share. As of March 31, 2026, there were no Class A ordinary shares issued or outstanding, excluding 35,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of 0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 8,750,000 Class B ordinary shares issued and outstanding.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Warrants – As of March 31, 2026, there were 11,666,667 Public Warrants and 6,000,000 Private Placement Warrants outstanding. At December 31, 2025, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$351,589,271	$—

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statement of operations.

The fair value of the over-allotment option liability was $326,700. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. On March 27, 2026, the underwriters’ over-allotment option expired unexercised. Accordingly, the over-allotment option liability was reduced to zero as of March 31, 2026, and the related change in fair value was recognized in the unaudited condensed statement of operations for the three months ended March 31, 2026.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

February 12,
2026
Volatility	2.51%
Expected term (years)	0.12
Expected volatility	3.71%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

The fair value of the Public Warrants issued in the Initial Public Offering was $3,885,000, or $0.33 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

February 12,
2026
Underlying stock price	$9.82
Exercise price	$11.50
Volatility	5.00%
Probability of De-SPAC and market adjustment	27.7%
Risk-free rate	3.80%
Warrant term (years)	7.00

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$—	$—
Marketable securities held in Trust Account	$351,589,271	$—

For the Three
Months Ended
March 31, 2026
General and administrative costs	$142,416
Interest earned on marketable securities held in Trust Account	$1,589,271

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date through May 15, 2026, the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Idea Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Idea Tender LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $4,408,764, which consists of operating costs of $142,416 and compensation expense of $6,182,319, offset by interest income on marketable securities held in the Trust Account of $1,589,271 and change in overallotment liability of $326,700.

The weighted average number of Class A ordinary shares outstanding for the three months ended March 31, 2026 reflects the timing of the consummation of the Company’s Initial Public Offering on February 12, 2026. Accordingly, the weighted average shares outstanding for the period represent the portion of the quarter during which the Public Shares were outstanding.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. On February 12, 2026, we consummated the Initial Public Offering of 35,000,000 Units at $10.00 per Unit, generating gross proceeds of $350,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, in a private placement to the Sponsor and the Underwriters, generating gross proceeds of $9,000,000, of which $2,000,000 has not yet been received and is noted as a share subscription receivable on the balance sheet within equity (see Note 5). Certain operating and offering expenses have been paid on behalf of the Company by the Sponsor and reduced the outstanding share subscription receivable balance. The Company expects the remaining balance to be funded by the Sponsor based on ongoing communications with the Sponsor and the expectation that the remaining funds will be remitted to the Company’s operating bank account.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $350,000,000 was placed in the Trust Account. We incurred $21,662,847 in IPO related costs, consisting of $7,000,000 of cash underwriting fees, $14,000,000 of deferred underwriting fees, and $662,847 of other costs.

For the three months ended March 31, 2026, cash used in operating activities was $329,579. Net loss of $4,408,764 was affected by interest earned on marketable securities held in the Trust Account of $1,589,271, compensation expense of $6,182,319 and change in fair value of overallotment liability of $326,700. Changes in operating assets and liabilities used $181,079 of cash for operating activities. The compensation expense primarily related to the grant of membership interests equivalent to Founder Shares and Private Placement Warrants by the Sponsor to certain independent directors and an officer of the Company. The awards were accounted for as equity-classified share-based compensation under ASC 718 and were measured at grant-date fair value. Because the awards were fully vested upon grant and not subject to future service conditions, the full fair value of the awards was recognized immediately as non-cash compensation expense during the period.

As of March 31, 2026, we had marketable securities held in the Trust Account of $351,589,271 (including approximately $1,589,271 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had no cash. We intend to use the funds held outside the Trust Account including the funds owed under the stock subscription receivable primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity, at a price of $1.50 per warrant at the option of the lender, upon consummation of an initial Business Combination. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Administrative Services and Indemnification Agreement (see Note 5).

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 22, 2025, our Sponsor was issued 10,062,500 Founder Shares for an aggregate price of $25,000, or approximately $0.002 per share, paid to cover certain expenses on behalf of the Company. On March 27, 2026, the Underwriters’ over-allotment option granted to them in the Initial Public Offering expired, resulting in 1,312,500 Founder Shares being forfeited by our Sponsor to us for cancellation for no consideration, resulting in our Sponsor holding 8,750,000 Founder Shares. The issuance of the Founder Shares to the Sponsor was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, in a private placement to the Sponsor and the Underwriters, generating gross proceeds of $9,000,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants, Cantor purchased 1,333,333 Private Placement Warrants and Odeon purchased 700,000 Private Placement Warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $350,500,000 was placed in the Trust Account.

We paid a total transaction costs consisting of $21,662,847, consisting of $7,000,000 of cash underwriting fees, $14,000,000 of deferred underwriting fees, and $662,847 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1

Amended and Restated Memorandum and Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

4.1

Warrant Agreement, dated February 10, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.1

Letter Agreement, dated February 10, 2026, by and among the Company, Idea Tender LLC and each of the executive officers, directors and other initial shareholders of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.2

Investment Management Trust Agreement, dated February 10, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.3

Registration Rights Agreement, dated February 10, 2026, by and among the Company, Idea Tender LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.4

Private Placement Warrants Purchase Agreement, dated February 10, 2026, by and between the Company and Idea Tender LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.5

Private Placement Warrants Purchase Agreement, dated February 10, 2026, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.6

Private Placement Warrants Purchase Agreement, dated February 10, 2026, by and between the Company and Oden Capital Group, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

10.7

Administrative Services and Indemnification Agreement, dated February 10, 2026, by and between the Company and Idea Tender LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-43111), filed with the SEC on February 13, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEA ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Trevor Harries-Jones
	Name:	Trevor Harries-Jones
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Nathan Clark
	Name:	Nathan Clark
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)