Form 10-Q
period 2026-06-30
Idea Acquisition Corp.
filed 2026-08-13
CIK 2091176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 35,000,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 8,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IDEA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IDEA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,168,048	$—
Prepaid expenses	50,851	—
Prepaid insurance	110,075	—
Total Current Assets	1,328,974	—

Deferred offering costs	—	341,043
Long term prepaid insurance	64,210	—
Cash and marketable securities held in Trust Account	354,671,436	—
TOTAL ASSETS	$356,064,620	$341,043

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$124,957	$31,492
Accrued offering costs	75,000	150,024
Promissory note – related party	250,689	183,439
Total Current Liabilities	450,646	364,955
Deferred underwriting fee payable	14,000,000	—
Total Liabilities	14,450,646	364,955

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 35,000,000 shares and no shares at a redemption value of $10.13 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	354,671,436	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 35,000,000 shares and no shares subject to possible redemption as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,750,000 and 10,062,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	874	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(13,058,336)	(48,912)
Total Shareholders’ Deficit	(13,057,462)	(23,912)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$356,064,620	$341,043
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

IDEA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
General and administrative costs	$228,287	$370,703
Loss from operations	(228,287)	(370,703)

Other income (expense):
Change in overallotment liability	—	326,700
Share based Compensation Expense	—	(6,182,319)
Interest earned on marketable securities held in Trust Account	3,082,165	4,671,436
Total other income (expense), net	3,082,165	(1,184,183)

Net income (loss)	$2,853,878	$(1,554,886)

Weighted average shares outstanding, Class A redeemable ordinary shares	35,000,000	26,685,083

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.07	$(0.04)

Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,750,000	8,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.07	$(0.04)
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

IDEA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Stock Subscription	Additional		Total
	Ordinary Shares		Ordinary Shares		Receivable from	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Stockholder	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	10,062,500	$1,006	$—	$23,994	$(48,912)	$(23,912)
Sale of 2,000,000 Private Placement Warrants	—	—	—	—	(2,000,000)	9,000,000	—	7,000,000
Fair value of Public Warrants at issuance	—	—	—	—	—	3,885,000	—	3,885,000
Allocated value of transaction costs to Class A shares	—	—	—	—	—	(277,096)	—	(277,096)
Share based compensation expenses	—	—	—	—	—	6,182,319	—	6,182,319
Payment of operation expenses from the Stock subscription	—	—	—	—	653,074	—	—	653,074
Forfeiture of Founder Shares	—	—	(1,312,500)	(132)	—	132	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(18,814,349)	(8,372,373)	(27,186,722)
Net loss	—	—	—	—	—	—	(4,408,764)	(4,408,764)
Balance – March 31, 2026	—	—	8,750,000	874	$(1,346,926)	—	(12,830,049)	(14,176,101)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(3,082,165)	(3,082,165)
Transfer of funds to operating bank account	—	—	—	—	1,346,926	—	—	1,346,926
Net income	—	—	—	—	—	—	2,853,878	2,853,878
Balance – June 30, 2026	—	$—	8,750,000	$874	$—	$—	$(13,058,336)	$(13,057,462)
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

IDEA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,554,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,671,436)
Share based compensation expense	6,182,319
Change in fair value of Overallotment liability	(326,700)
Changes in operating assets and liabilities:
Prepaid expenses	(50,851)
Prepaid insurance	(174,284)
Accrued expenses	93,465
Net cash used in operating activities	(502,373)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,000,000
Proceeds from sale of Private Placements Warrants, including amounts paid by Sponsor on behalf of the Company.	7,653,074
Transfer of subscription proceeds to operating bank account	1,346,926
Payment of offering costs at the closing of IPO	(329,579)
Net cash provided by financing activities	351,670,421

Net Change in Cash	1,168,048
Cash – Beginning of period	—
Cash – End of period	$1,168,048

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Offering costs paid through promissory note – related party	$67,250
Par value of forfeited Founder Shares	$132
Deferred underwriting fee payable	$14,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 18, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Idea Tender LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, and Odeon Capital Group, LLC (“Odeon” and together with the Representative, the “Underwriters”), generating gross proceeds of $9,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants and the Underwriters purchased an aggregate of 2,333,333 Private Placement Warrants.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target company or otherwise acquires a controlling interest in the target company sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on February 12, 2026 an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants was placed in the Trust Account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (x) by such earlier liquidation date as the Company’s board of directors may approve (y) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable, excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on us, if any), divided by the number of then outstanding Public Shares, subject to certain limitations.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent registered public accounting firm), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 20, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Going Concern and Capital Resources

The Company’s liquidity needs up to February 12, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. As of June 30, 2026, the Company had $1,168,048 of cash and had a working capital surplus of $878,328.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such Working Capital Loans at that time. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the Completion Window, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into Private Placement Warrants of the post-Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding. The Company has established an operating bank account; however, the cash balance in the account was $1,168,048 as of June 30, 2026. Certain operating and offering expenses were paid on behalf of the Company by the Sponsor and reduced the stock subscription receivable balance.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, management evaluated the Company’s liquidity and the mandatory liquidation date. The Company has projected negative cash flows and, unless it completes an initial Business Combination or obtains additional financing, may not have sufficient liquidity to meet its obligations through the mandatory liquidation date. Accordingly, management concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,168,048 of cash equivalents and had $0 cash as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $354,671,436, were invested in U.S. Treasury securities through a government money market fund. There were no assets held in the Trust Account as of December 31, 2025.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and are accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering. No derivative liabilities were outstanding as of June 30, 2026 and December 31, 2025.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to Public Warrants	(3,885,000)
Proceeds allocated to over-allotment	(326,700)
Public Shares issuance costs	(21,385,751)
Plus:
Remeasurement of carrying value to redemption value	27,186,722
Class A ordinary shares subject to possible redemption, March 31, 2026	$351,589,271
Plus:
Remeasurement of carrying value to redemption value	3,082,165
Class A ordinary shares subject to possible redemption, June 30, 2026	$354,671,436

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Certain of its Class A ordinary shares are redeemable and certain of its Class A ordinary shares are non-redeemable. Income and losses are shared pro rata between its Class A redeemable shares and its Class B non-redeemable shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	June 30, 2026
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,283,102	$570,776
Denominator:
Basic and diluted weighted average ordinary shares outstanding	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07

	For the Six Months Ended
	June 30, 2026
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,150,687)	$(404,199)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,685,083	9,373,619
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on February 12, 2026, the Sponsor and the Underwriters purchased in a private placement an aggregate of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $9,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants and the Underwriters purchased an aggregate of 2,333,333 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. The Company had borrowed $250,689 under the promissory note which is still outstanding at June 30, 2026 and is due on demand. Borrowings under the promissory note are no longer available.

Share Subscription Receivable

On February 12, 2026, in connection with the sale of the Private Placement Warrants, the Sponsor should have deposited $2,000,000 into the Company’s bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited on the expected date, and the Company had accounted for the amount due as a share subscription receivable within equity. Certain operating and offering expenses paid by the Sponsor on behalf of the Company reduced the outstanding share subscription receivable balance. On May 15, 2026, the Sponsor paid the remaining $2,000,000, and the share subscription receivable was fully settled. Accordingly. As of June 30, 2026, there was no outstanding balance in the accompanying condensed balance sheet.

Administrative Services and Indemnification Agreement

Commencing on February 10, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, secretarial and administrative services provided to members of the management team. These monthly fees will cease upon the earlier of the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $92,857 of administrative services fees which was included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay such loaned amounts. In the event that initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete an initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 35,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 8,750,000 Class B ordinary shares issued and outstanding. As of December 31, 2025, there were 10,062,500 Class B ordinary shares issued and outstanding.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Warrants – As of June 30, 2026, there were 11,666,667 Public Warrants and 6,000,000 Private Placement Warrants outstanding. At December 31, 2025, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Assets:
Cash and marketable securities held in Trust Account	1	$354,671,436	$—

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The fair value of the over-allotment option liability was $326,700. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. On March 27, 2026, the underwriters’ over-allotment option expired unexercised. Accordingly, the over-allotment option liability was reduced to zero as of June 30, 2026, and the related change in fair value was recognized in the unaudited condensed statement of operations for the three months ended March 31, 2026.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

February 12,
2026
Volatility	2.51%
Expected term (years)	0.12
Risk-free rate	3.71%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$1,168,048	$—
Cash and marketable securities held in Trust Account	$354,671,436	$—

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2026	June 30, 2026
General and administrative costs	$228,287	$370,703
Interest earned on marketable securities held in Trust Account	$3,082,165	$4,671,436

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet dates through August 13, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Idea Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Idea Tender LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 18, 2025. We are formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We may pursue an initial Business Combination in any business or industry but expect to target opportunities and companies that are operating in the software vertical that leverages large language models or other AI tools.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,853,878 which consists of interest income on marketable securities held in the Trust Account of $3,082,165, offset by operating costs of $228,287.

For the six months ended June 30, 2026, we had a net loss of $1,554,886, which consists of operating costs of $370,703 and compensation expense of $6,182,319, offset by interest income on marketable securities held in the Trust Account of $4,671,436 and change in overallotment liability of $326,700.

The weighted average number of Class A ordinary shares outstanding for the three and six months ended June 30, 2026 reflects the timing of the consummation of the Company’s Initial Public Offering on February 12, 2026. Accordingly, the weighted average shares outstanding for the period represent the portion of the quarter during which the Public Shares were outstanding.

Going Concern and Capital Resources

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

For the six months ended June 30, 2026, cash used in operating activities was $502,373. Net loss of $1,554,886 was affected by interest earned on marketable securities held in the Trust Account of $4,671,436, compensation expense of $6,182,319 and change in fair value of overallotment liability of $326,700. Changes in operating assets and liabilities used $131,670 of cash for operating activities. The compensation expense primarily related to the grant of membership interests equivalent to Founder Shares and Private Placement Warrants by the Sponsor to certain independent directors and an officer of the Company. The awards were accounted for as equity-classified share-based compensation under ASC 718 and were measured at grant-date fair value. Because the awards were fully vested upon grant and not subject to future service conditions, the full fair value of the awards was recognized immediately as non-cash compensation expense during the period.

As of June 30, 2026, we had marketable securities held in the Trust Account of $354,671,436 (including approximately $4,671,436 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had $1,168,048 of cash. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, management evaluated the Company’s liquidity and mandatory liquidation date. Management determined that the Company’s projected cash flows and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. Management’s plans are discussed above; however, there can be no assurance that such plans will be successfully implemented.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Administrative Services and Indemnification Agreement (see Note 5).

The Company agreed to indemnify and hold harmless the Sponsor and the Company’s directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the IPO of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

IDEA ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Trevor Harries-Jones
	Name:	Trevor Harries-Jones
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Nathan Clark
	Name:	Nathan Clark
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)