Form 10-Q
period 2026-09-30
Idea Acquisition Corp.
filed 2026-11-13
CIK 2091176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 35,000,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 8,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IDEA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 18, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from September 18, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 18, 2025 (Inception) Through September 30, 2025 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IDEA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,100,964	$—
Prepaid expenses	24,417	—
Prepaid insurance	110,075	—
Total Current Assets	1,235,456	—

Deferred offering costs	—	341,043
Long term prepaid insurance	36,692	—
Cash and marketable securities held in Trust Account	357,872,663	—
TOTAL ASSETS	$359,144,811	$341,043

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$157,974	$31,492
Accrued offering costs	75,000	150,024
Promissory note – related party	250,689	183,439
Total Current Liabilities	483,663	364,955
Deferred underwriting fee payable	14,000,000	—
Total Liabilities	14,483,663	364,955

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 35,000,000 shares and no shares at a redemption value of $10.22 and $0 per share as of September 30, 2026, and December 31, 2025, respectively	357,872,663	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026, and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 35,000,000 shares and no shares subject to possible redemption as of September 30, 2026, and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,750,000 and 10,062,500 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively (1)	875	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(13,212,390)	(48,912)
Total Shareholders’ Deficit	(13,211,515)	(23,912)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$359,144,811	$341,043
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

IDEA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period from
	For the	For the	September 18, 2025
	Three Months Ended	Nine Months Ended	(Inception) Through
	September 30, 2026	September 30, 2026	September 30, 2025
General and administrative costs	$154,053	$524,756	$18,432
Share-based Compensation Expense	—	6,182,319	—
Loss from operations	(154,053)	(6,707,075)	(18,432)

Other income:
Change in overallotment liability	—	326,700	—
Interest earned on marketable securities held in Trust Account	3,201,227	7,872,663	—
Total other income	3,201,227	8,199,363	—

Net income (loss)	$3,047,174	$1,492,288	$(18,432)

Weighted average shares outstanding, Class A redeemable ordinary shares	35,000,000	29,487,179	—

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.07	$0.04	$—

Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	8,750,000	9,163,462	8,750,000

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.07	$0.04	$(0.00)
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

IDEA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Stock Subscription	Additional		Total
	Ordinary Shares		Ordinary Shares		Receivable from	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Stockholder	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	10,062,500	$1,006	$—	$23,994	$(48,912)	$(23,912)
Sale of 6,000,000 Private Placement Warrants	—	—	—	—	(2,000,000)	9,000,000	—	7,000,000
Fair value of Public Warrants at issuance	—	—	—	—	—	3,885,000	—	3,885,000
Allocated value of transaction costs to Public Warrants	—	—	—	—	—	(277,096)	—	(277,096)
Share-based compensation expenses	—	—	—	—	—	6,182,319	—	6,182,319
Payment of operation expenses from the Stock subscription	—	—	—	—	653,074	—	—	653,074
Forfeiture of Founder Shares	—	—	(1,312,500)	(131)	—	131	—	—
Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(18,814,348)	(8,372,374)	(27,186,722)
Net loss	—	—	—	—	—	—	(4,408,764)	(4,408,764)
Balance – March 31, 2026	—	—	8,750,000	875	$(1,346,926)	—	(12,830,050)	(14,176,101)
Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	—	(3,082,165)	(3,082,165)
Transfer of funds to operating bank account	—	—	—	—	1,346,926	—	—	1,346,926
Net income	—	—	—	—	—	—	2,853,878	2,853,878
Balance – June 30, 2026	—	—	8,750,000	875	—	—	(13,058,337)	(13,057,462)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(3,201,227)	(3,201,227)
Net income	—	—	—	—	—	—	3,047,174	3,047,174
Balance – September 30, 2026	—	$—	8,750,000	$875	$—	$—	$(13,212,390)	$(13,211,515)

FOR THE PERIOD FROM SEPTEMBER 18, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 18, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	(18,432)	(18,432)
Balance as of September 30, 2025	10,062,500	$1,006	$23,994	$(18,432)	$6,568
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

IDEA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		September 18,
		2025
	For the	(Inception)
	Nine Months Ended	Through
	September 30, 2026	September 30, 2025

Cash Flows from Operating Activities:
Net income (loss)	$1,492,288	$(18,432)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Payment of general and administrative costs through promissory note - related party	—	12,420
Interest earned on marketable securities held in Trust Account	(7,872,663)	—
Operating expenses paid by Sponsor on behalf of the Company	653,074	—
Share-based compensation expense	6,182,319	—
Change in fair value of Overallotment liability	(326,700)	—
Changes in operating assets and liabilities:
Accrued expenses	126,482	6,012
Prepaid expenses	(24,417)	—
Prepaid insurance	(146,766)	—
Net cash provided by operating activities	83,617	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(350,000,000)	—
Net cash used in investing activities	(350,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	343,000,000	—
Proceeds from sale of Private Placement Warrants, including amounts paid by Sponsor on behalf of the Company	7,000,000	—
Transfer of subscription proceeds to operating bank account	1,346,926	—
Payment of offering costs at the closing of IPO	(329,579)
Net cash provided by financing activities	351,017,347	—

Net change in cash	1,100,964	—
Cash – beginning of the period	—	—
Cash – end of the period	$1,100,964	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$15,473
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs paid through promissory note – related party	$67,250	$—
Deferred underwriting fee payable	$14,000,000	$—
Par value of forfeited Founder Shares	$132	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Idea Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on September 18, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company may pursue an initial Business Combination in any business or industry, but expects to target opportunities and companies operating in the software vertical that leverages large language models or other artificial intelligence tools. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 18, 2025 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Idea Tender LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, and Odeon Capital Group, LLC (“Odeon” and together with Cantor, the “Underwriters”), generating gross proceeds of $9,000,000. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 3,666,667 Private Placement Warrants and the Underwriters purchased an aggregate of 2,333,333 Private Placement Warrants.

Transaction costs amounted to $21,662,847, consisting of $7,000,000 of cash underwriting fee, $14,000,000 of deferred underwriting fee and $662,847 of other offering costs.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target company or otherwise acquires a controlling interest in the target company sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on February 12, 2026, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants was placed in the Trust Account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that it might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (x) by such earlier liquidation date as the Company’s board of directors may approve, and (y) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Company will have the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026, as well as the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, as filed with the SEC on August 13, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Going Concern and Capital Resources

The Company’s liquidity needs up to February 12, 2026, had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. As of September 30, 2026, the Company had $1,100,964 of cash and had a working capital surplus of $751,793.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such Working Capital Loans at that time. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the Completion Window, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into Private Placement Warrants of the post-Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, and December 31, 2025, no such Working Capital Loans were outstanding. The Company has established an operating bank account; the cash balance in the account was $1,100,964 as of September 30, 2026. Certain operating and offering expenses were paid on behalf of the Company by the Sponsor and reduced the stock subscription receivable balance.

In connection with the Company’s assessment of going concern conditions in accordance with ASC 205-40, management evaluated the Company’s current liquidity position and projected cash requirements. The Company has projected negative cash flows and may not have sufficient liquidity to meet its obligations within one year after the date these unaudited condensed financial statements are issued. Management intends to address these conditions through additional financing from the Sponsor or other sources and by pursuing an initial Business Combination. However, there can be no assurance that such financing will be available or that a Business Combination will be completed. Accordingly, management concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued.

Emerging Growth Company

As an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company and which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. As discussed in Item 2, the Company’s significant accounting estimates include the valuation of share-based compensation awards granted to certain directors and an officer of the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,100,964 and $0 in cash and no cash equivalents held outside the Trust Account as of September 30, 2026, and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $357,872,663, were invested in U.S. Treasury securities through a government money market fund. There were no assets held in the Trust Account as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants (as described in Note 3) were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed to the shares subject to redemption and was accounted for as a liability pursuant to ASC 815-40, as the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering. No derivative liabilities were outstanding as of September 30, 2026, and December 31, 2025.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$350,000,000
Less:
Proceeds allocated to Public Warrants	(3,885,000)
Proceeds allocated to over-allotment	(326,700)
Public Shares issuance costs	(21,385,751)
Plus:
Remeasurement of carrying value to redemption value	27,186,722
Class A ordinary shares subject to possible redemption, March 31, 2026	$351,589,271
Plus:
Remeasurement of carrying value to redemption value	3,082,165
Class A ordinary shares subject to possible redemption, June 30, 2026	$354,671,436
Plus:
Remeasurement of carrying value to redemption value	3,201,227
Class A ordinary shares subject to possible redemption, September 30, 2026	$357,872,663

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. The Class A ordinary shares are subject to possible redemption, while the Class B ordinary shares are non-redeemable. Income and losses are shared pro rata between its Class A redeemable shares and its Class B non-redeemable shares. This presentation assumes an initial Business Combination as the most likely outcome. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per ordinary share because their inclusion would be contingent upon the occurrence of future events or would be anti-dilutive. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	September 30, 2026
	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,437,739	$609,435
Denominator:
Basic and diluted weighted average ordinary shares outstanding	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07

	For the Nine Months Ended
	September 30, 2026
	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,138,490	$353,798
Denominator:
Basic and diluted weighted average ordinary shares outstanding	29,487,179	9,163,462
Basic and diluted net income per ordinary share	$0.04	$0.04

	For the Period from September 18,
	2025 (Inception) Through
	September 30, 2025
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(18,432)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	8,750,000
Basic and diluted net loss per ordinary share	$—	$(0.00)

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

(Unaudited)

On the grant date, the Founder Shares had an aggregate fair value of approximately $5.9 million, or $2.80 per share, and the Private Placement Warrants had an aggregate fair value of approximately $0.3 million, or $0.33 per warrant.

Because the Founder Shares and Private Placement Warrants were fully vested upon grant and not subject to any future service or performance conditions, the Company recognized the full grant-date fair value of these awards as share-based compensation expense on February 10, 2026.

Promissory Note - Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of September 30, 2026, or the closing of the Initial Public Offering. The Company had borrowed $250,689 under the promissory note which is still outstanding at September 30, 2026, and is due on demand. Borrowings under the promissory note are no longer available.

Share Subscription Receivable

On February 12, 2026, in connection with the sale of the Private Placement Warrants, the Sponsor was required to deposit $2,000,000 into the Company’s bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited on the expected date, and the Company recorded the amount due as a share subscription receivable within equity. Of the original $2,000,000 receivable, $653,074 was settled through offsets against operating and offering expenses paid by the Sponsor on behalf of the Company. On May 15, 2026, the remaining balance of $1,346,926 was settled in cash. Accordingly, the share subscription receivable was fully settled, and no outstanding balance remained as of September 30, 2026.

Administrative Services and Indemnification Agreement

Commencing on February 10, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, secretarial and administrative services provided to members of the management team. These monthly fees will cease upon the earlier of the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $152,857 of administrative services fees, respectively, which was included in accrued expenses in the accompanying condensed balance sheets. For the period from September 18, 2025 (inception), through September 30, 2025, no amounts were incurred for these services. Pursuant to the agreement, the Company also agreed to indemnify and hold harmless the Sponsor and certain of its related parties and representatives against certain claims, losses, liabilities, damages, costs and expenses arising out of or relating to the Company’s Initial Public Offering, operations, business activities, including a Business Combination, and certain claims involving the Sponsor’s association with the Company.

Related Party Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay such loaned amounts. In the event that initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete an initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, and December 31, 2025, no such Working Capital Loans were outstanding.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

The Underwriters received a cash underwriting discount of $7,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering ). Additionally, the Underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering, or $14,000,000 in the aggregate, which is payable solely upon the completion of an initial Business Combination. The deferred underwriting discount is subject to reduction based on the number of Class A ordinary shares redeemed in connection with the initial Business Combination, in accordance with the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2026, and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 35,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were 8,750,000 Class B ordinary shares issued and outstanding. As of December 31, 2025, there were 10,062,500 Class B ordinary shares issued and outstanding.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants – As of September 30, 2026, there were 11,666,667 Public Warrants and 6,000,000 Private Placement Warrants outstanding. At December 31, 2025, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Under the terms of the Warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) one minus the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the 10 trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2026	2025
Assets:
Cash and marketable securities held in Trust Account	1	$357,872,663	$—

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

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The fair value of the over-allotment option liability was $326,700. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models and assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of similar SPACs over a period matching the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. On March 27, 2026, the underwriters’ over-allotment option expired unexercised. Accordingly, the over-allotment option liability was reduced to zero upon expiration, and the related change in fair value was recognized in the unaudited condensed statement of operations for the three months ended March 31, 2026.

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

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

IDEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$1,100,964	$—
Cash and marketable securities held in Trust Account	$357,872,663	$—

			For the Period from
	For the Three	For the Nine	September 18, 2025
	Months Ended	Months Ended	(Inception) Through
	September 30, 2026	September 30, 2026	September 30, 2025
General and administrative costs	$154,053	$524,756	$18,432
Interest earned on marketable securities held in Trust Account	$3,201,227	$7,872,663	$—

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

The CODM reviews the Company’s total assets, cash position and liquidity, as reported in the condensed balance sheets, to assess whether sufficient resources are available to meet the Company’s obligations. Additionally, the CODM regularly reviews operating expenses and transaction-related costs incurred in connection with identifying and evaluating potential Business Combination opportunities. The CODM also monitors interest income earned on investments held in the Trust Account to assess the Company’s financial performance and liquidity position, while maintaining compliance with the Trust Agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet dates through November 12, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s ability to identify and complete an initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from those discussed in the forward-looking statements, including the Company’s inability to identify a suitable Business Combination target or complete an initial Business Combination within the required time period. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 18, 2025. We are formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We may pursue an initial Business Combination in any business or industry but expect to target opportunities and companies that are operating in the software vertical that leverage large language models or other AI tools.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $3,047,174 which consists of interest income on marketable securities held in the Trust Account of $3,201,227, offset by operating costs of $154,053.

For the nine months ended September 30, 2026, we had a net income of $1,492,288 which consists of interest income on marketable securities held in the Trust Account of $7,872,663 and change in overallotment liability of $326,700, offset by operating costs of $524,756 and Share-based compensation expense of $6,182,319.

For the period from September 18, 2025 (inception) through September 30, 2025, we had a net loss of $18,432 which consists of operating costs.

The weighted average number of Class A ordinary shares outstanding for the three and nine months ended September 30, 2026 reflects the timing of the consummation of the Company’s Initial Public Offering on February 12, 2026. Accordingly, the weighted average shares outstanding for the period represent the portion of the quarter during which the Public Shares were outstanding.

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

For the nine months ended September 30, 2026, cash provided by operating activities was $83,617. Net income of $1,492,288 was affected by interest earned on marketable securities held in the Trust Account of $7,872,663, compensation expense of $6,182,319 and change in fair value of overallotment liability of $326,700. Changes in operating assets and liabilities used $44,701 of cash for operating activities.

For the period from September 18, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $18,432 was affected by payment of general and administrative costs through promissory note - related party of $12,420. Changes in operating assets and liabilities provided $6,012 of cash for operating activities. The compensation expense related to the grant of membership interests equivalent to Founder Shares and Private Placement Warrants by the Sponsor to certain independent directors and an officer of the Company. The awards were accounted for as equity-classified share-based compensation under ASC 718 and were measured at grant-date fair value. Because the awards were fully vested upon grant and not subject to future service conditions, the full fair value of the awards was recognized immediately as non-cash compensation expense during the period.

As of September 30, 2026, we had marketable securities held in the Trust Account of $357,872,663 (including approximately $7,872,663 of interest income) consisting primarily of investments in a U.S. Treasury securities through a government money market fund. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had $1,100,964 of cash. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity, at a price of $1.50 per warrant at the option of the lender, upon consummation of an initial Business Combination. The warrants would be identical to the Private Placement Warrants. To the extent we obtain Working Capital Loans, such loans would increase the portion of our capital resources consisting of debt, and if any Working Capital Loans were converted into Private Placement Warrants, a portion of our capital resources would shift from debt to equity-linked securities.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, management evaluated the Company’s current liquidity position and projected cash requirements. The Company has projected negative cash flows and may not have sufficient liquidity to meet its obligations within one year after the date these unaudited condensed financial statements are issued. Management intends to address these conditions through additional financing from the Sponsor or other sources and by pursuing an initial Business Combination. However, there can be no assurance that such financing will be available or that a Business Combination will be completed. Accordingly, management concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Administrative Services and Indemnification Agreement (see Note 5), which will continue to require the Company to expend cash under its terms for its duration.

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

Underwriting Agreement

The Underwriters received a cash underwriting discount of $0.20 per Unit sold in the IPO, or $7,000,000 in the aggregate. In addition, the Underwriters are entitled to a deferred underwriting fee of $0.40 per Unit sold in the IPO, or $14,000,000 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, but such $0.40 per Unit shall be due to the Underwriters solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the Company’s initial Business Combination, subject to the terms of the underwriting agreement. The Underwriting Agreement therefore will not affect the Company’s cash requirements unless a Business Combination takes place.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements; therefore, the Registration Rights Agreement could affect its cash requirements.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. One of the Company’s significant accounting estimates relates to the valuation of share-based compensation awards granted to certain directors and an officer of the Company. The fair value of these awards was determined at the grant date using valuation methodologies that required significant management judgment and assumptions. The Founder Shares were valued using a third-party valuation model that incorporated an implied share price of $9.88, a risk-free interest rate of 3.65%, and a probability-weighted de-SPAC and market adjustment factor of 28.37%. The fair value of the Private Placement Warrants was determined based on the fair value of the Public Warrants. Changes in these assumptions could have resulted in materially different fair value measurements and related share-based compensation expense. The Company recognized approximately $6.2 million of share-based compensation expense in connection with these awards during the nine months ended September 30, 2026. See Note 5 to the unaudited condensed financial statements for additional information.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A. We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

IDEA ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Trevor Harries-Jones
	Name:	Trevor Harries-Jones
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Nathan Clark
	Name:	Nathan Clark
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)